Form 10-Q
period 1995-03-31
ACS ENTERPRISES INC
filed 1995-05-15
CIK 702511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


/ X /    QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

         For the period ended March 31, 1995
                              --------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number 1-11584
                                                -------

                             ACS ENTERPRISES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                              23-1976138
         ------------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                                Identification No.)

2510 Metropolitan Drive, Trevose, Pennsylvania                        19053
- ----------------------------------------------                        -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (215) 396-9400
                                                   --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           X   Yes       No
         -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,424,922 (Shares outstanding at May 5, 1995).

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES



         Part I - Financial Information                                              PAGE #
                                                                                     ------
         Item 1.          Financial Statements (unaudited):

                          Condensed Consolidated Balance Sheets at                      3
                          March 31, 1995 and December 31, 1994

                          Condensed Consolidated Statements of                          4
                          Operations for the three months ended
                          March 31, 1995 and 1994

                          Condensed Consolidated Statements of                          5
                          Cash Flows for the three months ended
                          March 31, 1995 and 1994

                          Notes to Condensed Consolidated Financial                    6-7
                          Statements



         Item 2.          Management's Discussion and Analysis of                      7-14
                          Financial Condition and Results of Operations



         Part II -        Other Information

                          Items 1 through 6                                            14

                          Signatures                                                   15

Part I - Financial Information
Item 1.  Financial Statements


                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,              December 31,
                                                                1995                     1994
                                                                ----                     ----
ASSETS                                                      (Unaudited)                   *
- ------
Current assets:
  Cash and cash equivalents                                 $   103,838              $ 1,788,766
  Accounts receivable, net                                    1,735,263                1,681,770
  Other current assets                                          756,665                  827,143
                                                            -----------              -----------
                 Total current assets                         2,595,766                4,297,679

Certificate of deposit                                          155,158                  154,159
Materials and supplies, net                                   4,896,855                5,384,750
Plant and equipment, net of
  accumulated depreciation of
  $14,269,000 and $11,578,000                                41,165,602               35,549,944
Goodwill, net                                                16,316,214               16,639,138
Deferred charges, net                                         1,582,763                1,432,518
Channel acquisition costs, net                                2,284,755                2,345,947
Deposits on pending acquisitions                              2,021,658                1,487,645
                                                              ---------              -----------
                                                            $71,018,771              $67,291,780
                                                            ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current maturities of debt and
    capital lease obligations                               $16,434,126              $   456,030
  Accounts payable and accrued expenses                      10,658,680                9,192,892
  Accrued merger costs                                          250,000                    ---
  Customer deposits and billings
    received in advance                                       1,669,148                1,540,416
                                                            -----------              -----------
                 Total current liabilities                   29,011,954               11,189,338

Long-term debt and capital lease
  obligations                                                   512,629               11,037,310
Minority interest                                               143,464                  118,905
                                                            -----------               ----------

                                                             29,668,047               22,345,553
                                                            -----------              -----------
Stockholders' equity:
  Preferred stock - par value $.01 per
    share; authorized 5,000,000 shares                          ---                     ---
  Common stock - par value $.01 per
    share; authorized 50,000,000 shares,
    issued 10,435,872                                           104,359                  104,359
Additional paid-in capital                                   65,627,585               64,537,085
Accumulated deficit                                         (24,347,819)             (19,661,816)
                                                            -----------              -----------
                                                             41,384,125               44,979,628
Less: 10,950 shares of treasury stock
  at cost                                                       (33,401)                 (33,401)
                                                            -----------              -----------
                 Total stockholders' equity                  41,350,724               44,946,227
                                                            -----------              -----------
                                                            $71,018,771              $67,291,780
                                                            ===========              ===========

* The condensed consolidated balance sheet as of December 31, 1994 has been summarized from the Company's audited consolidated balance sheet as of that date.

                            See accompanying notes.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                    Three Months Ended
                                                                    ------------------
                                                                          March 31,
                                                               1995                     1994
                                                               ----                     ----
Revenues:
  Pay television service                                    $ 6,620,274              $2,714,616
  Installation                                                  172,559                  80,082
  Other                                                           ---                    30,327
                                                            -----------              ----------
                                                              6,792,833               2,825,025
                                                            -----------              ----------

Expenses:
  Programming and license fees                                2,648,932                 968,308
  General and administrative                                  3,313,205               1,580,037
  Selling                                                       609,698                 189,501
  Depreciation and amortization                               3,135,975                 999,904
  Stock compensation                                          1,090,500                    ---
                                                            -----------              ----------
                                                             10,798,310               3,737,750
                                                            -----------              ----------

Operating loss                                               (4,005,477)               (912,725)

Other income (expense):
  Interest expense                                             (445,877)               (249,756)
  Interest income                                                15,351                 100,887
                                                            -----------              ----------

Loss before extraordinary item                               (4,436,003)             (1,061,594)

Extraordinary item:
  Fees relating to pending merger                              (250,000)                   ---
                                                            -----------              ----------

Net loss                                                    $(4,686,003)            $(1,061,594)
                                                            ===========             ===========


Loss per common share before
  extraordinary item                                             $(0.43)                 $(0.13)
Loss per common share from
  extraordinary item                                              (0.02)                   ---
                                                                 -------                 ------
Net loss per common share                                        $(0.45)                 $(0.13)
                                                                 =======                 ======


Weighted average common shares
  outstanding                                                10,424,922               8,219,992



                            See accompanying notes.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                               March 31,
                                                                        1995              1994
                                                                        ----              ----
Cash flows from operating activities:
  Net loss                                                          $(4,686,003)      $(1,061,594)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                                     3,235,695         1,077,820
    Stock compensation                                                1,090,500             ---
    Fees relating to pending merger                                     250,000             ---
    Increase in deferred charges
      and deposits on pending
      acquisitions                                                     (783,977)           (2,074)
    Changes in operating assets and
      liabilities net of businesses acquired:
      Decrease (increase) in
        in operating assets                                             443,334          (733,798)
      Increase (decrease) in
        operating liabilities                                         1,594,520          (912,626)
                                                                    -----------       -----------
      Net cash provided by (used in)
        operating activities                                          1,144,069        (1,632,272)
                                                                    -----------       -----------

Cash flows from investing activities:
  Purchases of businesses, net of cash
    acquired                                                             ---          (25,426,623)
  Capital expenditures                                               (8,305,972)       (2,651,516)
  Purchase of investments                                                  (999)       (3,460,159)
                                                                    -----------       -----------
      Net cash used in
        investing activities                                         (8,306,971)      (31,538,298)
                                                                    -----------       -----------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                                         ---           40,087,500
  Borrowings under credit agreement                                   5,588,500           ---
  Payments of debt and capital lease
    obligations                                                        (135,085)          (44,505)
  Net contributions (distributions)
    of minority interest                                                 24,559            (5,075)
  Payments of preferred dividends                                        ---              (10,500)
                                                                    -----------       -----------
      Net cash provided by
        financing activities                                          5,477,974        40,027,420
                                                                    -----------      ------------

Net (decrease) increase in cash                                      (1,684,928)        6,856,850

  Cash and cash equivalents:
    Beginning of period                                               1,788,766           953,098
                                                                    -----------      ------------

    End of period                                                   $   103,838        $7,809,948
                                                                    ===========      ============

Supplemental disclosures of cash flow information:

         Interest paid                                              $   298,700      $    235,200
                                                                    -----------      ------------

         Capitalized lease obligations incurred                     $    ---         $     ---
                                                                    -----------      ------------


                            See accompanying notes.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

1.       Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim period.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of operating results for the full year.

         Certain prior period amounts have been reclassified to conform to the 1995 presentation.

2.       Stock Compensation Expense


         The Company has issued options for an aggregate of 726,000 shares of common stock under the 1994 Directors and Officers Stock Option Plan that provide for set option prices, but variable numbers of shares, based upon the net number of subscribers added to the Company's wireless cable systems during 1995. As a result of the variable numbers of shares, the difference between the option exercise price and the fair market value of the shares represents compensation expense to the Company.

         The Company estimates that the number of shares to be issued will not exceed 50% of the maximum number. For the three months ended March 31, 1995, the Company has recorded $1,090,500 of compensation expense in connection with these options.


3.       Fees Relating to Pending Merger

         The employment agreement the Company has with its Chairman and Chief Executive Officer, Alan Sonnenberg, provides for a payment upon a change in control of the Company, as defined in the employment agreement. In March 1995, the Company's Board of Directors amended the employment agreement with Mr. Sonnenberg to increase the contractual change in control payment by $1,000,000, to $1,500,000, which will be payable upon the consummation of the pending merger with CAI Wireless Systems, Inc. ("CAI").

         Also, in connection with the pending merger, the Company retained Gerard Klauer Mattison & Co., LLC ("GKM") to act as its financial advisor and to render a fairness opinion to the Company's Board of Directors as to the terms of the pending merger. The Company has agreed to pay GKM $250,000 for the fairness opinion, which was delivered to the Company by GKM on March 28, 1995. Further, the Company will pay GKM an additional $1,250,000 financial advisory fee upon consummation of the merger.

         The Company has accrued the $250,000 of fees it is obligated for as an

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

extraordinary expense for the three months ended March 31, 1995. The remaining $2,750,000 of fees will be recorded upon consummation of the merger transaction.

4.       Credit Agreement with Banque Paribas

         As a result of the Merger Agreement entered into by the Company with CAI, Banque Paribas has further amended the Credit Agreement (the "April Amendment") to permit continued borrowings of up to an additional $4 million under the Credit Agreement, notwithstanding certain non-compliance of the Company with certain of the amended Credit Agreement's performance covenants. The Company has borrowed, as of May 5, 1995, approximately $19,332,000 under the Credit Agreement. Moreover, the Company is permitted to borrow an additional $2,000,000 at the end of May 1995.

         Under the terms of the April Amendment, the Company has agreed to repay the balance outstanding under the Credit Agreement upon effectiveness of the merger with CAI. Further, in the event the pending merger with CAI does not become effective, an event of default will occur, permitting Banque Paribas to accelerate the due date of the balance outstanding under the Credit Agreement. Accordingly, the Company has recorded the entire amount outstanding under the Credit Agreement as a current liability at March 31, 1995.

5.       Per Share Data

         Per share data is based on the weighted average number of common shares outstanding during the periods presented.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.



         Pending Merger - On March 28, 1995, the Company entered into a definitive agreement to merge with a wholly owned subsidiary of CAI. Upon consummation of the merger, holders of the common stock of the Company will receive in exchange for each share of common stock of the Company, $3.50 in cash plus a minimum and a maximum number of shares of CAI common stock at the effective time of the merger, being 1.138 shares if the market value of CAI common stock is at $14.50 or greater, 1.65 shares if the market value of CAI common stock is at $10.00 or less, and in proportion if the market value of CAI common stock is between $10.00 and $14.50. Also, the BANX Partnership ("BANX"), a joint venture of Bell Atlantic Corporation and NYNEX, has purchased $30 million of CAI debt securities, and will also purchase $70 million of convertible preferred stock of CAI coincident with the consummation of the pending merger. Additional conditions of closing include receipt of necessary shareholder and regulatory approvals, and the placement of $125 million of senior debt securities.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

Results of Operations

         General

         During the second quarter of 1993, the FCC issued its implementing regulations regarding the 1992 Cable Act. The 1992 Cable Act reregulates locally franchised cable operators in a broad range of areas, the most significant being rate regulation, customer service standards, local broadcast signal retransmission, and programming access for cable competitors. Since the Company operates under FCC regulated licenses instead of local franchises, the provisions dealing with basic service rates and customer service standards have no direct effect on the Company.

         Consent for transmission of local commercial broadcast signals other than most satellite-distributed superstations and non-commercial broadcast signals, must be obtained by wireless cable systems and satellite master antenna television ("SMATV") facilities, when the signals are not available without charge and the VHF/UHF antennas at single family homes are not owned or available for purchase and controlled by the subscribers, and at MDUs when the broadcast signals are not available without charge to individual residents and the antenna is not owned or available for purchase and controlled by the building owner or individual subscribers. The Company makes available for purchase the VHF/UHF antenna, when an MDU or a single family homeowner elects to discontinue service.

         Program access provisions of the 1992 Cable Act have facilitated the Company's ability to purchase programming, on terms no less favorable than had been enjoyed, and in some cases on substantially better terms.

         Several traditional franchise cable operators have commenced litigation over some provisions of the 1992 Cable Act, in particular the local broadcast signal retransmission regulations. Enforcement of the 1992 Cable Act, all provisions of which, as subsequently modified, are now effective, is expected to be a lengthy and complex process.

         The Company capitalizes the material, installation labor and allocated overhead costs related to the addition of new subscribers. These costs are then depreciated over their estimated useful lives. All marketing costs incurred in attracting new subscribers are expensed when incurred. Also, because the Company generally offers inducements for new subscribers, including free or reduced installation and reduced service fees for new subscribers for a limited period, the full revenue impact from the addition of a subscriber typically begins 30 to 60 days after the initial installation.

         On March 9, 1994, the Company acquired MetroCable, Inc. and Metropolitan Satellite Corp., two related companies that together operated the Cleveland, Ohio metropolitan area wireless cable system, which had at acquisition approximately 13,000 subscribers. On March 11, 1994, the Company acquired Valley Wireless Cable, Inc., which operated the Bakersfield, California and surrounding area wireless cable system, which had at acquisition approximately 2,700 subscribers.

         In December 1993, the Company entered into an agreement with Golden Bear Communications, Inc. ("Golden Bear") to lease 23 wireless cable channels in the combined market of Stockton and Modesto, California. As a result of, among other factors, additional time necessary to develop a comprehensive technical plan, the Company presently does not expect to be able to launch this system until the second half of 1995. Prior to launch, in addition to receipt of FCC approval of the technical plan, the Company will need to finish construction of the

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

transmission facility (which commenced in March 1995), establish an administration and sales office, hire appropriate personnel and initiate marketing activities in the Stockton/Modesto service area.

         Dollar amounts discussed herein have been rounded to the nearest thousand.


Three Months Ended March 31, 1995 and 1994

         The net loss for the three months ended March 31, 1995 ("1995") was $4,686,000, an increase of $3,624,000 over the net loss for the three months ended March 31, 1994 ("1994"). The increased loss is principally due to a $2,136,000 increase in depreciation and amortization expense, a $1,733,000 increase in general and administrative expense, stock compensation expense of $1,091,000, offset in part by a $2,317,000 increase in pay television and installation revenues, net of related programming and license fees. These increased expenses and net revenues reflect the significant expansion of the Company's Philadelphia area wireless cable system, and the March 1994 system acquisitions described above. Had the March 1994 acquisitions been made on January 1, 1994, for the comparable 1994 period, revenues would have been approximately $1,400,000 higher, expenses would have been $1,730,000 higher (consisting mainly of depreciation and amortization), and the net loss would have been $330,000 higher.

         Pay television and installation revenues for 1995 were $3,998,000 higher than 1994 amounts. The average number of wireless cable subscribers was approximately 74,000 in 1995, as compared to 34,000 in 1994, an increase of approximately 118%. The increase in revenues was almost entirely the result of an increase in wireless cable subscribers, primarily in the single family homes market, and not as a result of an increase in rates. At March 31, 1995, the Company had approximately 78,700 subscribers.

         During the second quarter of 1994, certain of the Company's franchise cable competitors began offering limited-time discounted service promotions. The Company believes these promotions are a competitive response to the value-oriented service offered by the Company. As a result, the Company responded with a revised promotional campaign to attract new subscribers, and an enhanced subscriber retention program. The Company intends to maintain a flexible marketing strategy to maintain the attractiveness of wireless cable service to its existing and potential customers.

         The Company's single family homes/commercial business requires the installation of an antenna on each subscriber's home. Therefore, the rate of subscriber addition depends not only on sales orders, but on weather, daylight and an adequate number of properly trained installers. Daylight and weather conditions during the first calendar quarter in the Philadelphia and Cleveland areas are generally not conducive to installations. In particular, the first quarter of 1994 in Philadelphia was significantly impacted by a series of ice and snow storms. The Company expects that the Bakersfield and Stockton/Modesto (when launched) markets will be less affected by adverse weather conditions. Over the last year, by increasing the number of qualified installers, the Company has substantially increased its daily installation capacity.

         Programming and channel license fees in 1995 were $1,681,000 higher than in 1994, largely due to the increase in subscribers to the Company's wireless cable systems. The Company expects that programming and channel license fees will increase proportionately as subscriber revenue increases, and as the Company

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

adds programming to its systems when additional channels become available.

         General and administrative expenses for 1995 were $1,733,000 higher than in 1994, principally due to (i) an $857,000 increase in payroll and subcontractor related expenses, net of capitalized amounts, and (ii) general increases in operating expenses resulting from higher levels of subscribers to the Company's wireless cable systems. Also, the Company continues to improve its service to subscribers, where possible, and implemented a monthly program guide in each market served during the third quarter of 1994. With the acquisition of the Cleveland, Bakersfield and Stockton/Modesto markets, and additional customer service features, the Company has incurred additional general and administrative expenses. However, management has been able to leverage certain corporate functions, with only modest expansion, to serve the new markets. Accordingly, the Company expects general and administrative expenses, as a percentage of revenues, will continue to decrease during 1995.

         Selling expenses for 1995 were $420,000 higher than in 1994, due in part to a $186,000 increase in independent salespeople commissions, reflecting primarily the higher level of subscriber activity in 1995. Selling expenses are expected to increase proportionately to the addition of new wireless cable subscribers in each market served by the Company.

         Depreciation and amortization in 1995 was $2,136,000 higher than in 1994, due primarily to higher depreciation of the increased investment in single family homes installations, a shortened estimated useful life for certain subscriber installations, and a full quarter of depreciation and amortization of fixed and intangible assets of the Cleveland and Bakersfield acquisitions. Depreciation and amortization will increase as the Company installs additional subscribers.

         The Company has issued options for an aggregate of 726,000 shares of common stock under the 1994 Directors and Officers Stock Option Plan that provide for set option prices, but variable numbers of shares, based upon the net number of subscribers added to the Company's wireless cable systems during 1995. As a result of the variable numbers of shares, the difference between the option exercise price and the fair market value of the shares represents compensation expense to the Company.

         The Company estimates that the number of shares to be issued will not exceed 50% of the maximum number. For the three months ended March 31, 1995, the Company has recorded $1,091,000 of compensation expense in connection with these options.

         The employment agreement the Company has with its Chairman and Chief Executive Officer, Alan Sonnenberg, provides for a bonus upon a change in control of the Company, as defined in the employment agreement. In March 1995, the Company's Board of Directors amended the employment agreement with Mr. Sonnenberg to increase the contractual change in control bonus by $1,000,000 to $1,500,000, which will be payable upon the effectiveness of a pending merger with CAI.

         Also, in connection with the pending merger, the Company retained Gerard Klauer Mattison & Co., LLC ("GKM")to act as its investment advisor and to render a fairness opinion to the Company's Board of Directors as to the terms of the pending merger. The Company has agreed to pay GKM $250,000 for the fairness opinion, which was delivered to the Company by GKM on March 28, 1995. Further, the Company will pay GKM an additional $1,250,000 financial advisory fee upon effectiveness of the merger.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES


         The Company has accrued for the $250,000 of fees it is obligated for at March 31, 1995. The remaining $2,750,000 of fees will be recorded upon consummation of the merger transaction.

         Interest expense was $196,000 higher in 1995 than in 1994, reflecting primarily the higher average borrowing outstanding during 1995.



LIQUIDITY AND CAPITAL RESOURCES

         The provision of television programming requires substantial initial capital outlays. The most significant start-up capital cost incurred in establishing wireless cable operations is the construction of the head-end transmitter, aggregating to date approximately $5,000,000 in the markets served by the Company. Adding single family homes and commercial subscribers requires an incremental investment for receiving equipment and installation-related costs of between $450 and $500 per subscriber. In addition, because of normal subscriber attrition, the Company requires capital to maintain its present level of subscribers. In apartment complexes, the Company intends to achieve a favorable return on investment over an extended contract term. The March 1994 acquisitions of the wireless cable systems serving the Cleveland, Ohio, and Bakersfield, California areas required an aggregate of approximately $28,000,000 cash. Accordingly, the Company's expansion efforts are largely dependent on its continuing ability to raise capital.


         Credit Agreement - On November 9, 1993, the Company entered into a new and significantly expanded credit agreement with Banque Paribas. This $25,000,000 credit agreement (the "Credit Agreement") replaced a fully utilized line of credit with Philips Credit Corporation.

         Outstanding amounts under the Credit Agreement accrue interest, at a rate three and a half points over the prime rate, or at a rate four and a half points over the Eurodollar rate, at the Company's option. As required by the Credit Agreement, the Company has arranged interest rate protection for $8,000,000 of the loan balance. The Company entered into an interest rate swap with Banque Paribas, whereby the Company has secured a 5% Eurodollar rate on $8,000,000 for a period of three years commencing April 25, 1994. At March 31, 1995, the interest rate applicable to the loan, as calculated, was 10.875%. Also, available but undrawn funds under the Credit Agreement require a quarterly commitment fee of 3/8 of 1% per annum. In connection with this transaction, the Company also issued to Banque Paribas warrants to purchase 576,819 shares of unregistered Common Stock at an average exercise price of $10.63 per share. The warrants, which contain certain registration rights for the underlying common stock which the Company partially fulfilled with a Form S-3 declared effective in August 1994, are exercisable at any time through November 9, 2003, and are subject to adjustment as to exercise price and number of warrants in certain circumstances.

         In December 1994, the Company entered into an amendment to the Credit Agreement with Banque Paribas (the "December Amendment"). The December Amendment restated the performance covenants required of the Company to remain in compliance under the Credit Agreement. The new performance covenants require minimum numbers of subscribers, maximum rates of churn, and minimum cash flow per subscriber. The Amendment also granted the lenders a security interest in the assets of the Cleveland and Bakersfield wireless cable systems.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

         In connection with the December Amendment, the Company paid fees of $500,000, and reduced the exercise price on Banque Paribas' 192,273 warrants to purchase the Company's common stock from $17.68 per share to $7.08 per share, the fair market value of the Company's common stock at the time of the Amendment. This adjustment of the warrant exercise price reduced the average
warrant exercise price from $10.63 per share to $7.09 per share.    Also in
connection with the December Amendment, Banque Paribas required the Company's chairman and chief executive officer to personally guarantee the Company's loan.

         In addition to the personal guarantee of the loan, borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including licenses, accounts receivable, inventory, equipment, contract and license lease rights, and general intangibles. The Credit Agreement requires mandatory prepayment upon the sale of certain of these assets and in certain other events.

         The Credit Agreement loan commitment reduces as follows:

                                                                     Amount of
                                                                     Reduction
                                                                     ---------
                          1994                                                0
                          1995                                      $   937,500
                          1996                                      $ 4,687,500
                          1997                                      $ 9,062,500
                          1998                                      $10,312,500

         The Company may prepay its obligations at any time without premium or penalty.

         As a result of the Merger Agreement entered into by the Company, Banque Paribas has further amended the Credit Agreement (the "April Amendment") to permit continued borrowings of up to an additional $4 million under the Credit Agreement, notwithstanding certain non-compliance of the Company with certain of the Amendment's performance covenants. The Company has borrowed, as of May 5, 1995, approximately $19,332,000 under the Credit Agreement.
Moreover, the Company is permitted to borrow an additional $2 million at the end of May 1995. Borrowings beyond the $21,332,000 will require further amendment to the Credit Agreement, and cannot presently be assured.

         Under the terms of the April Amendment, the Company has agreed to repay the balance outstanding under the Credit Agreement upon effectiveness of the merger with CAI. Further, in the event the pending merger with CAI does not become effective, an event of default will occur, permitting Banque Paribas to accelerate the due date of the balance outstanding under the Credit Agreement. Accordingly, the Company has recorded the entire amount outstanding under the Credit Agreement as a current liability at March 31, 1995.

         Absent further amendment to the Credit Agreement, or suitable replacement sources of working capital, in June 1995 the Company will have to cease adding additional subscribers in any significant amount until other sources of capital are available. At March 31, 1995, the Company had a working capital deficit of approximately $26,416,000.

         February 1994 Public Offering - In February 1994, the Company sold 2,500,000 shares of its Common Stock, in a public offering, at $15.00 per share. The proceeds to the Company, after the Underwriters' discount of $2,250,000, and

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

offering costs of $450,000, were $34,800,000. In March 1994, the Underwriters exercised in full their overallotment option for an additional 375,000 shares. The proceeds to the Company, after Underwriters' discount of $338,000, were $5,287,000.

         August 1994 Warrant Exercise - Immediately prior to the effectiveness of the Company's August 1994 Form S-3, Three Sixty Corp., a former guarantor of the Company's senior indebtedness, exercised its warrant for the purchase of 300,000 shares of common stock for $1,500,000 cash.

         Wireless Cable System Acquisitions - In March 1994, the Company completed the acquisitions of wireless cable television systems in Cleveland, Ohio and Bakersfield, California. Additionally, in December 1993 the Company entered into an agreement for a lease of license rights with Golden Bear Communications, Inc. ("Golden Bear") for the Stockton/Modesto, California area. Under this lease agreement, the Company paid $200,000 immediately, and agreed to pay a further $1,600,000 in either cash or in ACS common stock with a then fair market value of $1,600,000, when at least 12 ITFS channels became available. As a result of, among other factors, additional time necessary to develop a comprehensive technical plan, the Company and Golden Bear modified their original lease agreement to permit interim payments towards the $1,600,000. In March 1995, the Company completed the initial payments required under the lease agreement, as modified, by payment of the remaining $800,000 due towards the $1,600,000. The entire lease of license rights was paid in cash.

         The businesses recently acquired by the Company will require substantial investment. In the case of the Stockton/Modesto acquisition, in addition to the acquisition costs, the Company expects to incur between $1,500,000 and $2,000,000 for the construction of transmission facilities and start up of operations. The Company's failure to obtain financing for the acquired businesses would preclude any substantial growth in subscribers and revenues.

          While no assurances can be made that the Company will be able to add significant numbers of new subscribers, or that the Company will become profitable with the addition of new subscribers, management believes increased subscribers and revenues are essential to realize the potential of the Company's substantial investment in its wireless cable systems.

         In 1995, cash used in investing activities of $8,307,000 exceeded cash provided by financing activities of $5,478,000 by $2,829,000. Cash provided by operating activities was $1,144,000 in 1995.

Income Tax Developments

         The Company and its wholly-owned subsidiaries file a consolidated federal tax return. The Company has had no current state or federal income tax expense over the three years ended December 31, 1994.

         The Company has available net operating loss carryforwards of approximately $21,000,000 for tax reporting purposes to offset future taxable income, the primary difference from financial reporting accumulated losses being the difference in depreciation methods for financial and tax reporting purposes used in previous years. The net operating loss carryforwards expire through 2009.

         A greater than 50% change in ownership for purposes of Section 382 of the Internal Revenue Code limits the annual utilization of net operating loss carryforwards against net taxable income. The Company has undergone a greater

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

than 50% change in ownership as a result of the 1992 stock offering, and has incurred a Section 382 limitation. As a result, management estimates the utilization of its operating loss carryforward existing at December 15, 1992 (approximately $8,500,000) is limited to approximately $750,000 per year. Under Section 382, allowable deductions not utilized are able to be carried forward, subject to the life of the net operating loss carryforwards. The remaining net operating loss carryforward of approximately $12,500,000 is unrestricted as to its future usage.

Inflation

         Inflation did not significantly impact the Company's operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature. If necessary, the Company has the ability to increase charges for services in future periods, subject to competitive pressures.




Part II - Other Information

Items 1 through 5

                 None.

Items 6 - Exhibits and Reports on Form 8-K

         The Company filed the following report on Form 8-K in the quarter ended March 31, 1995.

         (a) March 30, 1995 Form 8-K regarding the Agreement and Plan of Merger with CAI Wireless Systems, Inc. whereby a wholly-owned subsidiary of CAI will merge with and into ACS Enterprises, Inc.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ACS ENTERPRISES, INC.



                                           /s/ Alan Sonnenberg
                                           -----------------------------------
                                           Alan Sonnenberg
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                           /s/ Charles J. Mallon
                                           -----------------------------------
                                           Charles J. Mallon
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date:     May 11, 1995