Form 10-Q
period 1995-06-30
ACS ENTERPRISES INC
filed 1995-08-11
CIK 702511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________


                         Commission file number 1-11584
                                                -------

                             ACS ENTERPRISES, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                                     23-1976138
             ------------                                     ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2510 Metropolitan Drive, Trevose, Pennsylvania                 19053
- ----------------------------------------------                 -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (215) 396-9400
                                                   ---------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,577,079 (Shares outstanding at August 4, 1995).

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES



         Part I - Financial Information                                              PAGE #
                                                                                     ------
         Item 1.          Financial Statements (unaudited):

                          Condensed Consolidated Balance Sheets at                      3
                          June 30, 1995 and December 31, 1994

                          Condensed Consolidated Statements of                          4
                          Operations for the six and three months
                          ended June 30, 1995 and 1994

                          Condensed Consolidated Statements of                          5
                          Cash Flows for the six months ended
                          June 30, 1995 and 1994

                          Notes to Condensed Consolidated Financial                    6-7
                          Statements



         Item 2.          Management's Discussion and Analysis of                      8-15
                          Financial Condition and Results of Operations



         Part II -        Other Information

                          Items 1 through 6                                            15

                          Signatures                                                   16

Part I - Financial Information
Item 1.  Financial Statements


                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,                 December 31,
                                                              1995                      1994
                                                              ----                      ----
ASSETS                                                     (Unaudited)                    *
- ------
Current assets:
  Cash and cash equivalents                                 $   433,171              $ 1,788,766
  Accounts receivable, net                                    2,078,931                1,681,770
  Other current assets                                          777,166                  827,143
                                                            -----------              -----------
                 Total current assets                         3,289,268                4,297,679

Certificate of deposit                                          156,094                  154,159
Materials and supplies, net                                   3,970,475                5,384,750
Plant and equipment, net of
  accumulated depreciation of
  $17,727,000 and $11,578,000                                46,510,376               35,549,944
Goodwill, net                                                15,993,873               16,639,138
Deferred charges, net                                         1,513,473                1,432,518
Channel acquisition costs, net                                4,316,148                3,833,592
                                                            -----------              -----------

                                                            $75,749,707              $67,291,780
                                                            ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current maturities of debt and
    capital lease obligations                               $21,732,078              $   456,030
  Accounts payable and accrued expenses                      14,020,793                9,192,892
  Accrued merger costs                                          250,000                     ---
  Customer deposits and billings
    received in advance                                       1,707,995                1,540,416
                                                            -----------              -----------
                 Total current liabilities                   37,710,866               11,189,338

Long-term debt and capital lease
  obligations                                                   413,465               11,037,310
Minority interest                                               179,997                  118,905
                                                            -----------              -----------

                                                             38,304,328               22,345,553
                                                            -----------              -----------
Stockholders' equity:
  Preferred stock - par value $.01 per
    share; authorized 5,000,000 shares                          ---                     ---
  Common stock - par value $.01 per
    share; authorized 50,000,000 shares,
    issued 10,435,872                                           104,359                  104,359
Additional paid-in capital                                   66,718,085               64,537,085
Accumulated deficit                                         (29,343,664)             (19,661,816)
                                                            -----------              -----------
                                                             37,478,780               44,979,628
Less: 10,950 shares of treasury stock,
  at cost                                                       (33,401)                 (33,401)
                                                            -----------              -----------
                 Total stockholders' equity                  37,445,379               44,946,227
                                                            -----------              -----------

                                                            $75,749,707              $67,291,780
                                                            ===========              ===========

* The condensed consolidated balance sheet as of December 31, 1994 has been summarized from the Company's audited consolidated balance sheet as of that date.

                            See accompanying notes.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                  Six Months Ended             Three Months Ended
                                                  ----------------             ------------------
                                                      June 30,                        June 30,
                                              1995               1994          1995             1994
                                              ----               ----          ----             ----
Revenues:
  Pay television revenues                  $15,059,629        $7,279,009    $8,266,796      $ 4,484,310
  Other income                                  13,550            61,152        13,550           30,825
                                           -----------        ----------    ----------       ----------
                                            15,073,179         7,340,161     8,280,346        4,515,135
                                           -----------        ----------    ----------       ----------

Expenses:
  Programming and license fees               5,709,575         2,543,988     3,060,643        1,575,681
  General and administrative                 7,117,770         3,894,126     3,804,565        2,313,943
  Selling                                    1,323,521           576,051       713,823          386,549
  Depreciation and amortization              7,049,300         2,762,402     3,913,325        1,762,499
  Stock compensation                         2,181,000               ---     1,090,500             ---
                                           -----------         ---------    ----------        ---------
                                            23,381,166         9,776,567    12,582,856        6,038,672
                                           -----------         ---------    ----------        ---------

Operating loss                              (8,307,987)       (2,436,406)   (4,302,510)      (1,523,537)

Other income (expense):
  Interest expense                          (1,071,953)         (541,483)     (626,076)        (291,727)
  Interest income                               30,891           195,315        15,540           94,428
                                            ----------        ----------    ----------        ----------

Loss before extraordinary item              (9,349,049)       (2,782,574)   (4,913,046)      (1,720,836)

Extraordinary item:
  Fees relating to pending merger             (332,799)             ---        (82,799)             ---
                                           -----------        ----------    ----------        ----------

Net loss                                   $(9,681,848)      $(2,782,574)  $(4,995,845)     $(1,720,836)
                                           ===========       ===========   ===========      ===========


Loss per common share before
  extraordinary item                            $(0.90)           $(0.30)       $(0.47)          $(0.17)
Loss per common share from
  extraordinary item                             (0.03)             ---          (0.01)             ---
                                                 ------           ------        ------           ------
Net loss per common share                       $(0.93)           $(0.30)       $(0.48)          $(0.17)
                                                ======            ======        ======           ======


Weighted average common shares
  outstanding                                10,424,922        9,174,760    10,424,922       10,115,922



                            See accompanying notes.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Six Months Ended
                                                                            ----------------
                                                                               June 30,
                                                                        1995             1994
                                                                        ----             ----
Cash flows from operating activities:
  Net loss                                                          $(9,681,848)      $(2,782,574)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                                     7,248,740         2,762,402
    Stock compensation                                                2,181,000             ---
    Increase in deferred charges                                       (280,394)         (100,348)
    Changes in operating assets and
      liabilities net of businesses acquired:
      Increase in operating assets                                     (472,318)       (3,607,213)
      Increase in operating
        liabilities                                                     445,480           510,347
                                                                    -----------       -----------
      Net cash used in
        operating activities                                           (559,340)       (3,217,386)
                                                                    -----------       -----------

Cash flows from investing activities:
  Purchases of businesses, net of cash
    acquired                                                             ---          (25,426,623)
  Capital expenditures,
    net of assets purchased on account                              (11,507,614)       (7,433,562)
  Purchase of investments                                                (1,935)       (4,547,193)
                                                                    -----------       -----------
      Net cash used in
        investing activities                                        (11,509,549)      (37,407,378)
                                                                    -----------       -----------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                                        ---            40,087,500
  Proceeds from issuance of notes payable                               ---               133,559
  Borrowings under credit agreement                                  10,888,500            ---
  Payments of debt and capital lease
    obligations                                                        (236,298)          (95,808)
  Net contributions (distributions)
    of minority interest                                                 61,092           (10,150)
  Payments of preferred dividends                                        ---              (11,333)
                                                                    -----------       -----------
      Net cash provided by
        financing activities                                         10,713,294        40,103,768
                                                                    -----------       -----------

Net decrease in cash                                                 (1,355,595)         (520,996)

  Cash and cash equivalents:
    Beginning of period                                               1,788,766           953,098
                                                                    -----------       -----------

    End of period                                                   $   433,171           432,102
                                                                    ===========       ===========


Supplemental disclosures of cash flow information:

         Interest paid                                              $   750,600       $   722,600
                                                                    -----------       -----------

         Capitalized lease obligations incurred                     $    ---          $    ---
                                                                    -----------       -----------


                            See accompanying notes.

                    ACS ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS JUNE 30, 1995
                                  (UNAUDITED)

1.       Basis of Presentation

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim period.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six and three month periods ended June 30, 1995 and 1994 are not necessarily indicative of operating results for the full year.

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

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

         The Company estimates that the number of shares to be issued will not exceed 50% of the maximum number. For the six months ended June 30, 1995, the Company has recorded $2,181,000 of compensation expense in connection with these options.


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

         Also, in connection with the pending merger, the Company retained Gerard Klauer Mattison & Co., L.L.C. ("GKM") to act as its financial advisor and to render a fairness opinion to the Company's Board of Directors as to the terms of the pending merger. The Company has agreed to pay GKM $250,000 for the fairness opinion, which was delivered to the Company by GKM on March 28, 1995. Further, the Company will pay GKM an additional $1,250,000 financial advisory fee upon consummation of the merger.

                    ACS ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS JUNE 30, 1995
                                  (UNAUDITED)

         The Company has accrued the $250,000 of fees it is obligated to GKM for as part of the $333,000 extraordinary merger expense for the six months ended June 30, 1995. The remaining $2,750,000 of fees discussed above will be recorded upon consummation of the merger transaction. Additional merger related costs will be expensed as incurred.

4.       Credit Agreement with Banque Paribas

         As a result of the Merger Agreement entered into by the Company with CAI, Banque Paribas has further amended the Credit Agreement (the "April Amendment") to permit continued borrowings of up to an additional $4 million under the Credit Agreement, notwithstanding certain non-compliance of the company with certain of the amended Credit Agreement's performance covenants. The Company has borrowed, through June 30, 1995 the full $21,332,000 available under the Credit Agreement.

         Under the terms of the April Amendment, the Company has agreed to repay the balance outstanding under the Credit Agreement upon effectiveness of the merger with CAI. Further, in the event the pending merger with CAI does not become effective, an event of default will occur, permitting Banque Paribas to accelerate the due date of the balance outstanding under the Credit Agreement. Accordingly, the Company has recorded the entire amount outstanding under the Credit Agreement as a current liability at June 30, 1995.

5.       Per Share Data

         Per share data is based on the weighted average number of common shares outstanding during the periods presented.

6.       Capital Stock

         In July 1995, employee stock options for 60,000 shares at $2.23 per share were exercised on a cashless basis, resulting in the issuance of 52,157 shares of common stock. In August 1995, GKM exercised a warrant for the purchase of 100,000 shares of common stock for $450,000.00 cash.

                    ACS ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS JUNE 30, 1995
                                  (UNAUDITED)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         Pending Merger - On March 28, 1995, the Company entered into a definitive agreement to merge with a wholly owned subsidiary of CAI. Upon consummation of the merger, holders of the common stock of the Company will receive in exchange for each share of common stock of the Company, $3.50 in cash plus a minimum and a maximum number of shares of CAI common stock at the effective time of the merger, being 1.138 shares if the market value of CAI common stock is at $14.50 or greater, 1.65 shares if the market value of CAI common stock is at $10.00 or less, and in proportion if the market value of CAI common stock is between $10.00 and $14.50. Also, the BANX Partnership ("BANX"), a joint venture of Bell Atlantic Corporation and NYNEX, has purchased $30 million of CAI debt securities, and will also purchase $70 million of convertible preferred stock of CAI upon consummation of the pending merger. Additional conditions of closing include receipt of necessary shareholder and regulatory approvals, and the placement of $125 million of senior debt securities.

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

                    ACS ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS JUNE 30, 1995
                                  (UNAUDITED)

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

         In December 1993, the Company entered into an agreement with Golden Bear Communications, Inc. ("Golden Bear") to lease 23 wireless cable channels in the combined market of Stockton and Modesto, California. As a result of, among other factors, additional time necessary to develop a comprehensive technical plan, the Company is still awaiting FCC approval of a series of major license modifications to permit service to commence in this market. The Company presently does not expect to be able to launch this system until the anticipated merger with CAI has been completed. Prior to launch, in addition to receipt of FCC approval of the technical plan, the Company will need to install electronics into the recently completed transmission facility, establish an administration and sales office, hire appropriate personnel and initiate marketing activities in the Stockton/Modesto service area.

         Dollar amounts discussed herein have been rounded to the nearest thousand.


Six Months Ended June 30, 1995 and 1994

         The net loss for the six months ended June 30, 1995 ("1995") was $9,682,000, an increase of $6,899,000 over the net loss for the six months ended June 30, 1994 ("1994"). The increased loss is principally due to a $4,287,000 increase in depreciation and amortization expense, a $3,224,000 increase in general and administrative expense, and stock compensation expense of $2,181,000, offset in part by a $4,615,000 increase in pay television revenues, net of related programming and license fees. These increased expenses and net revenues reflect the significant expansion of the Company's Philadelphia area wireless cable system, and the March 1994 system acquisitions described above. Had the March 1994 acquisitions been made on January 1, 1994, for the comparable 1994 period, revenues would have been approximately $1,400,000 higher, expenses would have been $1,730,000 higher (consisting mainly of depreciation and amortization), and the net loss would have been $330,000 higher.

         Pay television revenues for 1995 were $7,781,000 higher than 1994 amounts. The average number of wireless cable subscribers was approximately 79,500 in 1995, as compared to 40,600 in 1994, an increase of approximately 96%. The increase in revenues was almost entirely the result of an increase in wireless cable subscribers, primarily in the single family homes market, and not as a result of an increase in rates. At June 30, 1995, the Company had approximately 86,900 subscribers.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


         During the second quarter of 1994, certain of the Company's franchise cable competitors began offering limited-time discounted service promotions. The Company believes these promotions are a competitive response to the value-oriented service offered by the Company. As a result, the Company responded with a revised promotional campaign to attract new subscribers, and an enhanced subscriber retention program. Beginning in March 1995, the Company began to curtail the use of extended period discounted service promotions in the Philadelphia area. However, the Company intends to maintain a flexible marketing strategy to maintain the attractiveness of wireless cable service to its existing and potential customers.

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

         Programming and channel license fees in 1995 were $3,166,000 higher than in 1994, largely due to the increase in subscribers to the Company's wireless cable systems. The Company expects that programming and channel license fees will increase proportionately as subscriber revenue increases, and as the Company adds programming to its systems when additional channels become available.

         General and administrative expenses for 1995 were $3,224,000 higher than in 1994, principally due to (i) a $1,768,000 increase in payroll and subcontractor related expenses, net of capitalized amounts, and (ii) general increases in operating expenses resulting from higher levels of subscribers to the Company's wireless cable systems. Also, the Company continues to improve its service to subscribers, where possible, and implemented a monthly program guide in each market served during the third quarter of 1994. With the acquisition of the Cleveland, Bakersfield and Stockton/Modesto markets, and additional customer service features, the Company has incurred additional general and administrative expenses. However, management has been able to leverage certain corporate functions, with only modest expansion, to serve the new markets. Accordingly, the Company expects general and administrative expenses, as a percentage of revenues, will continue to decrease during 1995.

         Selling expenses for 1995 were $747,000 higher than in 1994, due in part to a $312,000 increase in independent salespeople commissions, reflecting primarily the higher level of subscriber activity in 1995. Selling expenses are expected to increase proportionately to the addition of new wireless cable subscribers in each market served by the Company.

         Depreciation and amortization in 1995 was $4,287,000 higher than in 1994, due primarily to higher depreciation of the increased investment in single family homes installations, a shortened estimated useful life for certain subscriber

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

installations, and a full six months of depreciation and amortization of fixed and intangible assets of the Cleveland and Bakersfield acquisitions. Depreciation and amortization will increase as the Company installs additional subscribers.

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

         The Company estimates that the number of shares to be issued will not exceed 50% of the maximum number. For the six months ended June 30, 1995, the Company has recorded $2,181,000 of compensation expense in connection with these options.

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

         The Company has accrued for the $250,000 of fees it is obligated to GKM for as part of the $333,000 extraordinary merger expense recorded through June 30, 1995. The remaining $2,750,000 of fees will be recorded upon consummation of the merger transaction.

         Interest expense was $530,000 higher in 1995 than in 1994, reflecting primarily the higher average borrowing outstanding during 1995.



Liquidity and Capital Resources

         The provision of television programming requires substantial initial capital outlays. The most significant start-up capital cost incurred in establishing wireless cable operations is for transmission equipment, aggregating in excess of $9,000,000 in the markets served by the Company. Adding single family homes and commercial subscribers requires an incremental investment for receiving equipment and installation-related costs of between $450 and $500 per subscriber. In addition, because of normal subscriber attrition, the Company requires capital to maintain its present level of subscribers. In apartment complexes, the Company intends to achieve a favorable

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS JUNE 30, 1995
                                  (UNAUDITED)

return on investment over an extended contract term. The March 1994 acquisitions of the wireless cable systems serving the Cleveland, Ohio, and Bakersfield, California areas required an aggregate of approximately $28,000,000 cash. Accordingly, the Company's expansion efforts are largely dependent on its continuing ability to raise capital.


         Credit Agreement - On November 9, 1993, the Company entered into a new and significantly expanded credit agreement with Banque Paribas. This $25,000,000 credit agreement (the "Credit Agreement") replaced a fully utilized line of credit with Philips Credit Corporation.

         Outstanding amounts under the Credit Agreement accrue interest, at a rate three and a half points over the prime rate, or at a rate four and a half points over the Eurodollar rate, at the Company's option. At June 30, 1995, the interest rate applicable to the loan, as calculated, was 10.875%. Also, available but undrawn funds under the Credit Agreement require a quarterly commitment fee of 3/8 of 1% per annum. As required by the Credit Agreement, the Company has arranged interest rate protection for $8,000,000 of the loan balance. The Company entered into an interest rate swap with Banque Paribas, whereby the Company has secured a 5% Eurodollar rate on $8,000,000 for a period of three years commencing April 25, 1994. In connection with this transaction, the Company also issued to Banque Paribas warrants to purchase 576,819 shares of unregistered Common Stock at an average exercise price of $10.63 per share. The warrants, which contain certain registration rights for the underlying common stock which the Company partially fulfilled with a Form S-3 declared effective in August 1994, are exercisable at any time through November 9, 2003, and are subject to adjustment as to exercise price and number of warrants in certain circumstances.

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

         In connection with the December Amendment, the Company paid fees of $500,000, and reduced the exercise price on 192,273 Banque Paribas warrants to purchase the Company's common stock from $17.68 per share to $7.08 per share, the fair market value of the Company's common stock at the time of the Amendment. This adjustment of the warrant exercise price reduced the average
warrant exercise price from $10.63 per share to $7.09 per share.    Also in
connection with the December Amendment, Banque Paribas required the Company's chairman and chief executive officer to personally guarantee the Company's loan.

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

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

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

         As a result of the Merger Agreement entered into by the Company, Banque Paribas has further amended the Credit Agreement (the "April Amendment") to permit continued borrowings of an additional $4 million under the Credit Agreement, notwithstanding certain non-compliance of the Company with certain of the Amendment's performance covenants. As of June 30, 1995, the Company has borrowed the full $21,332,000 available under the Credit Agreement.

         Under the terms of the April Amendment, the Company has agreed to repay the balance outstanding under the Credit Agreement upon effectiveness of the merger with CAI. Further, in the event the pending merger with CAI does not become effective, an event of default will occur, permitting Banque Paribas to accelerate the due date of the balance outstanding under the Credit Agreement. Accordingly, the Company has recorded the entire amount outstanding under the Credit Agreement as a current liability at June 30, 1995.

         Under the terms of the Merger Agreement with CAI, CAI is obligated to assist ACS in funding its operations, beginning July 1, 1995, through closing of the merger transaction. Through August 11, 1995, CAI has advanced to ACS $4,000,000 of interim financing. The notes evidencing these borrowings by the Company are secured by a lien against substantially all of the assets of the Company, subordinate to Banque Paribas' liens. The notes, which mature February 28, 1996, bear interest at 12.5% per annum.

         At June 30, 1995, exclusive of the $21,332,000 Banque Paribas debt, the Company had a working capital deficit of approximately $13,090,000. Absent further amendment to the Credit Agreement, continued borrowings from or through CAI, or other suitable replacement sources of working capital, the Company will have to slow the addition of new subscribers in any significant amount until other sources of capital are available. In August 1995, the Company reduced installation efforts to match available capital resources.

         February 1994 Public Offering - In February 1994, the Company sold 2,500,000 shares of its Common Stock, in a public offering, at $15.00 per share. The proceeds to the Company, after the Underwriters' discount of $2,250,000, and offering costs of $450,000, were $34,800,000. In March 1994, the Underwriters exercised in full their overallotment option for an additional 375,000 shares. The proceeds to the Company, after Underwriters' discount of $338,000, were $5,287,000.

         August 1994 Warrant Exercise - Immediately prior to the effectiveness of

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

the Company's August 1994 Form S-3, Three Sixty Corp., a former guarantor of the Company's senior indebtedness, exercised its warrant for the purchase of 300,000 shares of common stock for $1,500,000 cash.

         Wireless Cable System Acquisitions - In March 1994, the Company completed the acquisitions of wireless cable television systems in Cleveland, Ohio and Bakersfield, California. Additionally, in December 1993 the Company entered into an agreement for a lease of license rights with Golden Bear Communications, Inc. ("Golden Bear") for the Stockton/Modesto, California area. Under this lease agreement, the Company paid $200,000 immediately, and agreed to pay a further $1,600,000 when at least 12 ITFS channels became available.
As a result of, among other factors, additional time necessary to develop a comprehensive technical plan, the Company and Golden Bear modified their original lease agreement to permit interim payments towards the $1,600,000. In March 1995, the Company completed the initial payments required under the lease agreement, as modified. The entire $1,800,000 of initial payments required under the lease of license rights was paid in cash.

         The businesses recently acquired by the Company will require substantial investment. In the case of the Stockton/Modesto acquisition, in addition to the acquisition costs, the Company expects to incur approximately $2,000,000 for the construction of transmission facilities and start up of operations. The Company's failure to obtain financing for the acquired businesses would preclude any substantial growth in subscribers and revenues.

          While no assurances can be made that the Company will be able to add significant numbers of new subscribers, or that the Company will become profitable with the addition of new subscribers, management believes increased subscribers and revenues are essential to realize the potential of the Company's substantial investment in its wireless cable systems.

         In 1995, cash used in investing activities of $11,510,000 exceeded cash provided by financing activities of $10,713,000 by $796,000. Cash used in operating activities was $559,000 in 1995.

Income Tax Developments

         The Company and its wholly-owned subsidiaries file a consolidated federal tax return. The Company has had no current state or federal income tax expense over the three years ended December 31, 1994.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

         As of December 31, 1994, the Company has available net operating loss carryforwards of approximately $21,000,000 for tax reporting purposes to offset future taxable income, the primary difference from financial reporting accumulated losses being the difference in depreciation methods for financial and tax reporting purposes used in previous years. The net operating loss carryforwards expire through 2009.

         A greater than 50% change in ownership for purposes of Section 382 of the Internal Revenue Code limits the annual utilization of net operating loss carryforwards against net taxable income. The Company has undergone a greater than 50% change in ownership as a result of the 1992 stock offering, and has incurred a Section 382 limitation. As a result, management estimates the utilization of its operating loss carryforward existing at December 15, 1992 (approximately $8,500,000) is limited to approximately $750,000 per year. Under Section 382, allowable deductions not utilized are able to be carried forward, subject to the life of the net operating loss carryforwards. The remaining net operating loss carryforward of approximately $12,500,000 is unrestricted as to its future usage.

Inflation

         Inflation did not significantly impact the Company's operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature. If necessary, the Company has the ability to increase charges for services in future periods, subject to competitive pressures.




Part II - Other Information

Items 1 through 5

                 None.

Item 6 - Exhibits and Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended June 30, 1995.

(a) Limited Consent to Credit Agreement, dated as of April 26, 1995, by and among ACS Enterprises, Inc., ACS Home Systems, Inc., Apartment Cable Systems, Inc., each of the other credit parties listed on the signature pages thereof, the financial institutions listed on the signature page thereof and Banque Paribas, as Agent.

                     ACS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACS ENTERPRISES, INC.



                                        /s/ Alan Sonnenberg
                                        ------------------------------------
                                        Alan Sonnenberg
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




                                        /s/ Charles J. Mallon
                                        ------------------------------------
                                        Charles J. Mallon
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:     August 10, 1995